Form 10-K
period 2020-12-31
Benchmark 2019-B14 Mortgage Trust
filed 2021-03-12
CIK 1790013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The 225 Bush Mortgage Loan, The Essex Mortgage Loan, the Harvey Building Products Mortgage Loan, the Legends at Village West Mortgage Loan, the Hilton Cincinnati Netherland Plaza Mortgage Loan and the 8 West Centre Mortgage Loan, which constituted approximately 4.5%, 4.3%, 3.8%, 3.8%, 2.7% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 225 Bush Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity, (b) with respect to The Essex Mortgage Loan, two other pari passu loans and two subordinate companion loans, each of which are not assets of the issuing entity, (c) with respect to the Harvey Building Products Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Legends at Village West Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (e) with respect to the Hilton Cincinnati Netherland Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (f) with respect to the 8 West Centre Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 225 Bush Mortgage Loan, The Essex Mortgage Loan, the Harvey Building Products Mortgage Loan, the Legends at Village West Mortgage Loan, the Hilton Cincinnati Netherland Plaza Mortgage Loan and the 8 West Centre Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 900 & 990 Stewart Avenue Mortgage Loan, the City Hyde Park Mortgage Loan and the Sunset North Mortgage Loan, which constituted approximately 2.9%, 1.5% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 900 & 990 Stewart Avenue Mortgage Loan, the City Hyde Park Mortgage Loan and the Sunset North Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 900 & 990 Stewart Avenue Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the City Hyde Park Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Sunset North Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. The other pari passu portion of each loan combination was securitized in the Benchmark 2019-B13 Mortgage Trust transaction, Commission File Number 333-226943-04 (the “Benchmark 2019-B13 Transaction”). These loan combinations, including the 900 & 990 Stewart Avenue Mortgage Loan, the City Hyde Park Mortgage Loan and the Sunset North Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B13 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Tysons Tower Mortgage Loan and the 230 Park Avenue South Mortgage Loan, which constituted approximately 3.0% and 2.3%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Tysons Tower Mortgage Loan and the 230 Park Avenue South Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Tysons Tower Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity or (b) with respect to the 230 Park Avenue South Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the BANK 2019-BNK21 transaction, Commission File Number 333-228375-02 (the “BANK 2019-BNK21 Transaction”). These loan combinations, including the Tysons Tower Mortgage Loan and the 230 Park Avenue South Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2019-BNK21 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 180 Water Mortgage Loan, the Tysons Tower Mortgage Loan, the Osborn Triangle Mortgage Loan, the 900 & 990 Stewart Avenue Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the City Hyde Park Mortgage Loan, the Sunset North Mortgage Loan and the 600 & 620 National Avenue Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Rialto Capital Advisors, LLC is the special servicer of the 180 Water Mortgage Loan, the Tysons Tower Mortgage Loan, the 230 Park Avenue South Mortgage Loan and the 600 & 620 National Avenue Mortgage Loan, which constituted approximately 3.8%, 3.0%, 2.3% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 180 Water Mortgage Loan from January 1, 2020 to September 8, 2020. As a result, Rialto Capital Advisors, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Situs Holdings, LLC is the special servicer of the Grand Canal Shoppes Mortgage Loan and the Osborn Triangle Mortgage Loan, which constituted approximately 2.3% and 3.0%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Grand Canal Shoppes Mortgage Loan from June 15, 2020 to December 31, 2020. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

CWCapital Asset Management LLC is the special servicer of the 180 Water Mortgage Loan on and after September 9, 2020, the Sunset North Mortgage Loan, the City Hyde Park Mortgage Loan and the 900 & 990 Stewart Avenue Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for CWCapital Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because CWCapital Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of CWCapital Asset Management LLC because CWCapital Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Wells Fargo Bank, National Association acts as trustee of the 225 Bush Mortgage Loan, The Essex Mortgage Loan, the Harvey Building Products Mortgage Loan, the Legends at Village West Mortgage Loan, the Hilton Cincinnati Netherland Plaza Mortgage Loan, the 8 West Centre Mortgage Loan, the Osborn Triangle Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the 900 & 990 Stewart Avenue Mortgage Loan, the Sunset North Mortgage Loan, the City Hyde Park Mortgage Loan and the 180 Water Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the trust and servicing agreement for the JPMCC 2019-OSB Transaction, the pooling and servicing agreement for the MSC 2019-H7 Transaction, the pooling and servicing agreement for the Benchmark 2019-B13 Transaction and the pooling and servicing agreement for the COMM 2019-GC44 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 225 Bush Mortgage Loan, The Essex Mortgage Loan, the Harvey Building Products Mortgage Loan, the Legends at Village West Mortgage Loan, the Hilton Cincinnati Netherland Plaza Mortgage Loan, the 8 West Centre Mortgage Loan, the Osborn Triangle Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the 900 & 990 Stewart Avenue Mortgage Loan, the Sunset North Mortgage Loan, the City Hyde Park Mortgage Loan and the 180 Water Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Osborn Triangle Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the 600 & 620 National Avenue Mortgage Loan, the 900 & 990 Stewart Avenue Mortgage Loan, the Sunset North Mortgage Loan, the City Hyde Park Mortgage Loan, the Tysons Tower Mortgage Loan, the 230 Park Avenue South Mortgage Loan, the 180 Water Mortgage Loan and the Innovation Park Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Osborn Triangle Mortgage Loan, the 900 & 990 Stewart Avenue Mortgage Loan, the Grand Canal Shoppes Mortgage Loan, the City Hyde Park Mortgage Loan, the Sunset North Mortgage Loan and the Innovation Park Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer of the Osborn Triangle Mortgage Loan, LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 and Citibank, N.A. as custodian of the Innovation Park Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 and the Osborn Triangle Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Osborn Triangle Mortgage Loan, LNR Partners, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020, Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 and the Osborn Triangle Mortgage Loan and CWCapital Asset Management LLC as special servicer of 180 Water Mortgage Loan on and after September 9, 2020, the Sunset North Mortgage Loan, the City Hyde Park Mortgage Loan and the 900 & 990 Stewart Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the 180 Water Mortgage Loan, the Tysons Tower Mortgage Loan, the 230 Park Avenue South Mortgage Loan and the 600 & 620 National Avenue Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.42      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

33.43      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

33.44      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

33.45      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.4)

33.46      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 33.5)

33.47      Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan

33.48      Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan

33.49      Wilmington Trust, National Association, as Trustee of the 600 & 620 National Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.50      Wells Fargo Bank, National Association, as Custodian of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.4)

33.51      Pentalpha Surveillance LLC, as Operating Advisor of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 33.5)

33.52      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan

33.53      National Tax Search, LLC, as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan

33.54      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 900 & 990 Stewart Avenue Mortgage Loan (see Exhibit 33.1)

33.55      CWCapital Asset Management LLC, as Special Servicer of the 900 & 990 Stewart Avenue Mortgage Loan

33.56      Wells Fargo Bank, National Association, as Trustee of the 900 & 990 Stewart Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.57      Wells Fargo Bank, National Association, as Custodian of the 900 & 990 Stewart Avenue Mortgage Loan (see Exhibit 33.4)

33.58      Park Bridge Lender Services LLC, as Operating Advisor of the 900 & 990 Stewart Avenue Mortgage Loan (see Exhibit 33.40)

33.59      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunset North Mortgage Loan (see Exhibit 33.1)

33.60      CWCapital Asset Management LLC, as Special Servicer of the Sunset North Mortgage Loan (see Exhibit 33.55)

33.61      Wells Fargo Bank, National Association, as Trustee of the Sunset North Mortgage Loan (Omitted. See Explanatory Notes.)

33.62      Wells Fargo Bank, National Association, as Custodian of the Sunset North Mortgage Loan (see Exhibit 33.4)

33.63      Park Bridge Lender Services LLC, as Operating Advisor of the Sunset North Mortgage Loan (see Exhibit 33.40)

33.64      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Hyde Park Mortgage Loan (see Exhibit 33.1)

33.65      CWCapital Asset Management LLC, as Special Servicer of the City Hyde Park Mortgage Loan (see Exhibit 33.55)

33.66      Wells Fargo Bank, National Association, as Trustee of the City Hyde Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.67      Wells Fargo Bank, National Association, as Custodian of the City Hyde Park Mortgage Loan (see Exhibit 33.4)

33.68      Park Bridge Lender Services LLC, as Operating Advisor of the City Hyde Park Mortgage Loan (see Exhibit 33.40)

33.69      Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.47)

33.70      Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 33.48)

33.71      Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

33.72      Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 33.4)

33.73      Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 33.40)

33.74      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 33.52)

33.75      National Tax Search, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 33.53)

33.76      Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.47)

33.77      Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.48)

33.78      Wilmington Trust, National Association, as Trustee of the 230 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

33.79      Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.4)

33.80      Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.40)

33.81      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.52)

33.82      National Tax Search, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 33.53)

33.83      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 33.1)

33.84      Rialto Capital Advisors, LLC, as Special Servicer of the 180 Water Mortgage Loan prior to September 9, 2020 (see Exhibit 33.48)

33.85      CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan on and after September 9, 2020 (see Exhibit 33.55)

33.86      Wells Fargo Bank, National Association, as Trustee of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

33.87      Wells Fargo Bank, National Association, as Custodian of the 180 Water Mortgage Loan (see Exhibit 33.4)

33.88      Park Bridge Lender Services LLC, as Operating Advisor of the 180 Water Mortgage Loan (see Exhibit 33.40)

33.89      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Innovation Park Mortgage Loan (see Exhibit 33.1)

33.90      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Innovation Park Mortgage Loan (see Exhibit 33.1)

33.91      Wilmington Trust, National Association, as Trustee of the Innovation Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.92      Citibank, N.A., as Custodian of the Innovation Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.93      Park Bridge Lender Services LLC, as Operating Advisor of the Innovation Park Mortgage Loan (see Exhibit 33.40)

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

34.42      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

34.43      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

34.44      Wells Fargo Bank, National Association, as Trustee of the Grand Canal Shoppes Mortgage Loan (Omitted. See Explanatory Notes.)

34.45      Wells Fargo Bank, National Association, as Custodian of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.4)

34.46      Pentalpha Surveillance LLC, as Operating Advisor of the Grand Canal Shoppes Mortgage Loan (see Exhibit 34.5)

34.47      Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan

34.48      Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan

34.49      Wilmington Trust, National Association, as Trustee of the 600 & 620 National Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.50      Wells Fargo Bank, National Association, as Custodian of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.4)

34.51      Pentalpha Surveillance LLC, as Operating Advisor of the 600 & 620 National Avenue Mortgage Loan (see Exhibit 34.5)

34.52      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan

34.53      National Tax Search, LLC, as Servicing Function Participant of the 600 & 620 National Avenue Mortgage Loan

34.54      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 900 & 990 Stewart Avenue Mortgage Loan (see Exhibit 34.1)

34.55      CWCapital Asset Management LLC, as Special Servicer of the 900 & 990 Stewart Avenue Mortgage Loan

34.56      Wells Fargo Bank, National Association, as Trustee of the 900 & 990 Stewart Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.57      Wells Fargo Bank, National Association, as Custodian of the 900 & 990 Stewart Avenue Mortgage Loan (see Exhibit 34.4)

34.58      Park Bridge Lender Services LLC, as Operating Advisor of the 900 & 990 Stewart Avenue Mortgage Loan (see Exhibit 34.40)

34.59      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunset North Mortgage Loan (see Exhibit 34.1)

34.60      CWCapital Asset Management LLC, as Special Servicer of the Sunset North Mortgage Loan (see Exhibit 34.55)

34.61      Wells Fargo Bank, National Association, as Trustee of the Sunset North Mortgage Loan (Omitted. See Explanatory Notes.)

34.62      Wells Fargo Bank, National Association, as Custodian of the Sunset North Mortgage Loan (see Exhibit 34.4)

34.63      Park Bridge Lender Services LLC, as Operating Advisor of the Sunset North Mortgage Loan (see Exhibit 34.40)

34.64      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Hyde Park Mortgage Loan (see Exhibit 34.1)

34.65      CWCapital Asset Management LLC, as Special Servicer of the City Hyde Park Mortgage Loan (see Exhibit 34.55)

34.66      Wells Fargo Bank, National Association, as Trustee of the City Hyde Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.67      Wells Fargo Bank, National Association, as Custodian of the City Hyde Park Mortgage Loan (see Exhibit 34.4)

34.68      Park Bridge Lender Services LLC, as Operating Advisor of the City Hyde Park Mortgage Loan (see Exhibit 34.40)

34.69      Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.47)

34.70      Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (see Exhibit 34.48)

34.71      Wilmington Trust, National Association, as Trustee of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

34.72      Wells Fargo Bank, National Association, as Custodian of the Tysons Tower Mortgage Loan (see Exhibit 34.4)

34.73      Park Bridge Lender Services LLC, as Operating Advisor of the Tysons Tower Mortgage Loan (see Exhibit 34.40)

34.74      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 34.52)

34.75      National Tax Search, LLC, as Servicing Function Participant of the Tysons Tower Mortgage Loan (see Exhibit 34.53)

34.76      Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.47)

34.77      Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.48)

34.78      Wilmington Trust, National Association, as Trustee of the 230 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

34.79      Wells Fargo Bank, National Association, as Custodian of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.4)

34.80      Park Bridge Lender Services LLC, as Operating Advisor of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.40)

34.81      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.52)

34.82      National Tax Search, LLC, as Servicing Function Participant of the 230 Park Avenue South Mortgage Loan (see Exhibit 34.53)

34.83      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 34.1)

34.84      Rialto Capital Advisors, LLC, as Special Servicer of the 180 Water Mortgage Loan prior to September 9, 2020 (see Exhibit 34.48)

34.85      CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan on and after September 9, 2020 (see Exhibit 34.55)

34.86      Wells Fargo Bank, National Association, as Trustee of the 180 Water Mortgage Loan (Omitted. See Explanatory Notes.)

34.87      Wells Fargo Bank, National Association, as Custodian of the 180 Water Mortgage Loan (see Exhibit 34.4)

34.88      Park Bridge Lender Services LLC, as Operating Advisor of the 180 Water Mortgage Loan (see Exhibit 34.40)

34.89      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Innovation Park Mortgage Loan (see Exhibit 34.1)

34.90      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Innovation Park Mortgage Loan (see Exhibit 34.1)

34.91      Wilmington Trust, National Association, as Trustee of the Innovation Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.92      Citibank, N.A., as Custodian of the Innovation Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.93      Park Bridge Lender Services LLC, as Operating Advisor of the Innovation Park Mortgage Loan (see Exhibit 34.40)

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

35.19      LNR Partners, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan prior to June 15, 2020 (Omitted. See Explanatory Notes.)

35.20      Situs Holdings, LLC, as Special Servicer of the Grand Canal Shoppes Mortgage Loan on and after June 15, 2020 (Omitted. See Explanatory Notes.)

35.21      Wells Fargo Bank, National Association, as Primary Servicer of the 600 & 620 National Avenue Mortgage Loan

35.22      Rialto Capital Advisors, LLC, as Special Servicer of the 600 & 620 National Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 900 & 990 Stewart Avenue Mortgage Loan (see Exhibit 35.1)

35.24      CWCapital Asset Management LLC, as Special Servicer of the 900 & 990 Stewart Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.25      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sunset North Mortgage Loan (see Exhibit 35.1)

35.26      CWCapital Asset Management LLC, as Special Servicer of the Sunset North Mortgage Loan (Omitted. See Explanatory Notes.)

35.27      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Hyde Park Mortgage Loan (see Exhibit 35.1)

35.28      CWCapital Asset Management LLC, as Special Servicer of the City Hyde Park Mortgage Loan (Omitted. See Explanatory Notes.)

35.29      Wells Fargo Bank, National Association, as Primary Servicer of the Tysons Tower Mortgage Loan (see Exhibit 35.21)

35.30      Rialto Capital Advisors, LLC, as Special Servicer of the Tysons Tower Mortgage Loan (Omitted. See Explanatory Notes.)

35.31      Wells Fargo Bank, National Association, as Primary Servicer of the 230 Park Avenue South Mortgage Loan (see Exhibit 35.21)

35.32      Rialto Capital Advisors, LLC, as Special Servicer of the 230 Park Avenue South Mortgage Loan (Omitted. See Explanatory Notes.)

35.33      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 180 Water Mortgage Loan (see Exhibit 35.1)

35.34      Rialto Capital Advisors, LLC, as Special Servicer of the 180 Water Mortgage Loan prior to September 9, 2020 (Omitted. See Explanatory Notes.)

35.35      CWCapital Asset Management LLC, as Special Servicer of the 180 Water Mortgage Loan on and after September 9, 2020 (Omitted. See Explanatory Notes.)

35.36      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Innovation Park Mortgage Loan (see Exhibit 35.1)

35.37      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Innovation Park Mortgage Loan (see Exhibit 35.1)

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

Date: March 11, 2021